Form 10-Q
period 1995-09-11
ALASKA NORTHWEST PROPERTIES INC
filed 1995-11-14
CIK 313809

______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  _____________

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                  ____________



For the quarter ended September 30, 1995.        Commission File Number 0-9231


                        ALASKA NORTHWEST PROPERTIES INC.
             (Exact name of registrant as specified in its charter)



        Alaska                                               92-0035034
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


            23830 PACIFIC HIGHWAY S., SUITE 300 #3, SEATTLE, WA 98032
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (206) 433-0730


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         Yes  X    No
                            -----     -----

The company had 29,088 common shares, par value $1.00, outstanding at September 30, 1995.

______________________________________________________________________________

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the following Alaska Northwest Properties Inc.(ANPI) unaudited financial statements: (1) Balance sheet as of September 30, 1995 and December 31, 1994; (2) Statements of operations for the three months ended September 30, 1995 and 1994; (3) Statements of operations for the nine months ended September 30, 1995 and 1994; (4) Statements of shareholders' equity for the nine months ended September 30, 1995; and (5) Statements of cash flows for the nine months ended September 30, 1995 and 1994. Also attached are certain disclosures to ANPI's financial statements for the nine months ended September 30, 1995. The financial statements include all adjustments which are, in the opinion of management, necessary to present the results fairly for the interim period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


FINANCIAL CONDITION

The Company experienced no significant changes in financial condition during the third quarter of 1995. A portion of the collateral on the $705,188, 8.5% note receivable was destroyed in a fire in Fairbanks, Alaska. Management has initiated negotiations with the debtor on whether to apply the insurance proceeds to reconstruct the collateral or to reduce the mortgage. The Company is covered sufficiently for any anticipated loss to the property.

In a subsequent event occurring after the third quarter of 1995, management has reached an agreement with the State of Alaska Department of Transportation (DOT) on the cash sale of a portion of a large parcel of commercial property owned by the Company. The agreement to sell 14,142 square feet of the Bunnell Park Acreage for $51,000, a pre-tax gain of approximately $25,500, should provide better access and enhance the value of the property.

In the second quarter of 1995, the Company sold three residential lots located in Fairbanks, Alaska. Two lots were sold to a general contractor for $24,000, resulting in a pre-tax gain of $9,087. Included in the purchase price was a $9,000, 10% note receivable that was was paid-in-full, September 15, 1995, under the terms. In a separate transaction, a residential lot was sold to a private party in Fairbanks, Alaska for $24,000, resulting in a pre-tax gain of $3,184.

RESULTS OF OPERATIONS

For the quarter ended September 30, 1995, a net loss of $95,782 was recognized by the Company, as compared to a net loss of $15,424 for the same period in 1994. There were no real estate sales in the third quarter of 1995.
 However, the Company recognized a gain of $4,560, based on the installment method in accordance with FAS 66. This installment gain occurred as a result of the sale of operating properties in Fairbanks, Alaska, during the fourth quarter of 1993. The Company did not realize a gain or loss on the sale of real estate in the third quarter of 1994.

For the three months ended September 30, 1995, total revenues decreased approximately $33,000 from the same period of the previous year. Rental revenue for the third quarter of 1995 has remained relatively consistant with the same period of 1994. However, interest income decreased approximately $19,000 in the third quarter of 1995 over the same period of the prior year. This is the result of a timing difference on note payments received between the second and third quarters of 1995. Another contributing factor to this difference is a change in reporting on the $705,188 note receivable from the cash basis to the cost recovery method in accordance with FAS 66.

Cost and Expenses for the quarter ended September 30, 1995, decreased $9,000 compared to the same quarter in 1994. Operating expenses were down approximately $5,000 from the prior year. This slight decrease is primarily due
to a reduction in property taxes and depreciation.   General and administrative
expenses decreased $3,000 from the previous year, the result of a decrease in auditing and professional fees. Interest expense remained fairly consistent with the same period of 1994.

In the third quarter of 1995, a loss of $116,800 was realized from the sale of securities, commodities and futures trading. This is compared to a $14,892 gain in the third quarter of the previous year. The Company saw a net unrealized appreciation of $65,282 on other assets marked to market from the prior quarter ended June 30, 1995. However, other assets market to marked have produced a net unrealized depreciation of $91,781 for the nine months ended September 30, 1995. Through the same quarter of the previous year, there was a net unrealized appreciation of $50,300. This decrease is primarily due to a decline in precious metals prices over the past year.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) No exhibits have been filed herewith.
     (b) No Form 8-K reports were filed during the third quarter of 1995.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       ALASKA NORTHWEST PROPERTIES INC.
                                  (REGISTRANT)


Date: November 13, 1995       /s/ Michael W. Shimasaki
                              ------------------------
                              Michael W. Shimasaki
                              President and Treasurer, Director and
                              Principal Financial Officer

ALASKA NORTHWEST PROPERTIES INC.
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except # of shares)


  ASSETS                                                            9/30/95       12/31/94
------------------------------------------------------------------------------------------
OPERATING PROPERTY AND EQUIPMENT, at cost:
  Land and land improvements                                     $      393     $      393
  Buildings                                                           1,318          1,292
  Furniture, fixtures and equipment                                     217            245
  Leasehold costs and other                                             218            218
                                                                 ----------     ----------
                                                                      2,146          2,148
Less accumulated depreciation and amortization                       (1,316)        (1,284)
                                                                 ----------     ----------
                                                                        830            864

LAND HELD FOR INVESTMENT, at cost                                     7,048          7,127
  (net of accumulated depreciation of $508
   in 1995 and $461 in 1994)
NOTES RECEIVABLE (net of deferred
   gain of $664 in 1995 and $654 in 1994)                               978          1,065
CASH AND CASH EQUIVALENTS                                               171            111
U.S. GOVERNMENT SECURITIES, at cost                                     218            170
RECEIVABLES                                                              19             18
PREPAID EXPENSES                                                         20             35
OTHER ASSETS,
  -At lower of cost or market (net of valuation
    allowance of $0  in 1995 and 1994)                                   53             32
  -Marked to market (including unrealized depreciation of
    of $92 in 1995 and $13 in 1994)                                     (27)           246
                                                                 ----------     ----------

TOTAL ASSETS                                                     $    9,310     $    9,668
                                                                 ----------     ----------
                                                                 ----------     ----------


  LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------------------------------------------------------------

NOTES PAYABLE                                                           125            161
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                                 47             34
REVERSE SPLIT LIABILITY                                                  34             35
                                                                 ----------     ----------
TOTAL LIABILITIES                                                       206            230

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value, authorized
    50,000 shares, issued 47,641 in 1995 and 1994.                      476            476
  Capital in excess of par value                                     14,756         14,756
  Treasury stock, at cost
   (1995 - 18,553 shares; 1994 - 18,798 shares)                      (5,005)        (5,046)
  Retained deficit                                                   (1,123)          (748)
                                                                 ----------     ----------
TOTAL SHAREHOLDERS' EQUITY                                            9,104          9,438
                                                                 ----------     ----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $    9,310     $    9,668
                                                                 ----------     ----------
                                                                 ----------     ----------


The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


(amounts in thousands except # of shares and per share data)         1995              1994
                                                                   -------           -------
REVENUES
  Interest Income                                                     $18              $37
  Building and Land Rents                                              77               78
  Other Income                                                          1               14
                                                                   -------           -------
                                                                       96              129

EXPENSES
  Operating Expenses                                                   91               96
  General & Adminstrative Expenses                                     53               56
  Interest Expense                                                      1                2
                                                                   -------           -------
                                                                      145              154

OTHER INCOME (EXPENSE)
  Gain (loss) on sale of securities, commodities and futures         (117)              15
  Gain on sale of real estate                                           5                0
  Unrealized depreciation on assets marked to market                   65               (5)
                                                                   -------           -------
                                                                      (47)              10
                                                                   -------           -------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                              (96)             (15)

PROVISION FOR INCOME TAXES                                              0                0
                                                                   -------           -------

NET LOSS                                                             $(96)            $(15)
                                                                   -------           -------
                                                                   -------           -------


AVERAGE SHARES OUTSTANDING                                         29,088           28,698

NET LOSS PER COMMON SHARE:                                         $(3.30)          $(0.52)
                                                                   -------           -------
                                                                   -------           -------

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


(amounts in thousands except # of shares and per share data)        1995                1994
                                                                 ----------          ----------
REVENUES
  Interest Income                                                       $69                 $54
  Building and Land Rents                                               183                 101
  Other Income                                                            6                  11
                                                                 ----------          ----------
                                                                        258                 166

EXPENSES
  Operating Expenses                                                    279                 211
  General & Administrative Expenses                                     192                 189
  Interest Expense                                                        4                   4
                                                                 ----------          ----------
                                                                        475                 404

OTHER INCOME (EXPENSE)
  Gain (loss) on sale of securities, commodities and futures           (115)                 43
  Gain on sale of real estate                                            46                   0
  Unrealized appreciation (depreciation) on assets marked to
   market                                                               (92)                 55
                                                                 ----------          ----------
                                                                       (161)                 98

                                                                 ----------          ----------
LOSS FROM OPERATIONS BEFORE INCOME TAXES                               (378)               (140)

PROVISION FOR INCOME TAXES                                                0                   0
                                                                 ----------          ----------

NET LOSS                                                              $(378)              $(140)
                                                                 ----------          ----------
                                                                 ----------          ----------

AVERAGE SHARES OUTSTANDING                                           29,088              28,702

NET LOSS PER COMMON SHARE:                                          $(13.00)             $(4.88)
                                                                 ----------          ----------
                                                                 ----------          ----------

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995

                                  Common Stock
                          ------------------------------
                                                                        Net
                                    Capital in                       Unrealized
                          $1.00 Par  Excess of  Treasury  Retained     Loss on
(amounts in thousands)      Value    Par Value    Stock    Deficit   Other Assets
----------------------    --------- ----------  --------  --------   ------------
BALANCES AT
DECEMBER 31, 1994            $476     $14,756   $(5,047)    $(747)         $0

Net loss for
   the nine months ended
   September 30, 1995                                        (378)
Treasury shares:
   Purchased                                          1
   Sold                                              41
Unclaimed dividends                                             2
Recovery of unrealized
   loss on other assets.                                                    0
                          --------- ----------  --------  --------   ------------

BALANCES AT
SEPTEMBER 30, 1995           $476     $14,756   $(5,005)   $(1,123)        $0
                          --------- ----------  --------  --------   ------------
                          --------- ----------  --------  --------   ------------

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

(amounts in thousands)                                                            Net increase (decrease) in cash
                                                                                           1995             1994
                                                                                     --------------    -------------
Cash flows from operating activites:
Net loss                                                                                  $(378)             $(140)
Adjustments to reconcile net loss to cash:
    Depreciation and amortization                                                           108                 81
    Loss (gain) on disposition of assets                                                    115                (43)
    Unrealized depreciation (appreciation) on other assets marked to market                  92                (55)
    Income tax or tax benefits paid                                                           0                  3
    Increase in accounts payable and accrued liabilities                                     12                 48
    Increase in accounts receivable                                                          (1)                (4)
    Increase in prepaid expenses                                                             15                  6
                                                                                     --------------    -------------


Total Adjustments                                                                           341                 36
                                                                                     --------------    -------------
Net cash used in operating activites                                                       $(37)             $(104)
                                                                                     --------------    -------------

Cash flows from investing activities:
    Proceeds from disposal of assets                                                         48                  0
    Collection of notes receivable - net of reserve                                          77                 20
    Increase in notes receivable                                                             10                  0
    Maturing U.S. Government securities                                                     316                123
    Acquisition of U.S. Government securities                                              (363)              (171)
    Addition to property and equipment                                                      (44)                 0
    Sale of other assets - net                                                               45                 46
                                                                                     --------------    -------------
Net cash from in investing activities                                                       $89                $18
                                                                                     --------------    -------------

Cash flows from financing activities:
    Fractional share purchases                                                                1                  1
    Treasury stock sales and purchases                                                       41                  2
    Decrease in long term debt                                                              (36)               (33)
    Unclaimed dividend                                                                        2                  0
                                                                                     --------------    -------------
Net cash used in financing activities                                                        $8               $(30)
                                                                                     --------------    -------------

Net increase (decrease) in cash and cash equivalents                                         60               (116)
Cash and cash equivalents:
    Beginning of period                                                                     111                198
                                                                                     --------------    -------------
    End of period                                                                          $171                $82
                                                                                     --------------    -------------

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
CERTAIN DISCLOSURES TO FINANCIAL STATEMENTS

NOTE 1.  RECLASSIFICATIONS.

Certain reclassification's have been made to prior year's financial statements to conform to the current format.

NOTE 2.  STATEMENT OF CASH FLOWS.

A)  Supplemental schedule of non-cash investing and financing activities:

There were no noncash investing and financing activities during the third quarter of 1995.

B)  Supplemental disclosures of cash flows information:

Cash paid during the YEAR for

                                                1995    1994
                                               ------  ------
     Interest                                  $4,045  $5,023
     Income Tax (Alternative Minimum Tax)           0   2,845