Form 10-K405
period 1995-12-31
ALASKA NORTHWEST PROPERTIES INC
filed 1996-04-01
CIK 313809

- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                      ---------
                                      FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                                      ---------

For the fiscal year ended December 31, 1995.    Commission File Number 0-9231

                           ALASKA NORTHWEST PROPERTIES INC.
                (Exact name of registrant as specified in its charter)
        ALASKA                                                  92-0035034
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

               23830 PACIFIC HIGHWAY S. SUITE 300 #3, SEATTLE, WA 98032
                       (Address of principal executive offices)
          Registrant's telephone number, including area code: (206) 433-0730

             Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                      Name of Exchange on Which Registered
- -------------------                      ------------------------------------
      None                                              None

             Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock (par value $1.00 each)

- --------------------------------------------------------------------------------
                                   (Title of Class)

       As of March 4, 1996, common shares outstanding totaled 29,087. The aggregate market value of the common stock held by nonaffiliates, 9,733 shares, was approximately $2,238,590 (based on average bid-ask price of these shares, $230.00).

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    ------      ------

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       Document incorporated by reference: Definitive Proxy Statement relating to the 1996 Annual Meeting of Shareholders shall be incorporated by reference in
Part III hereof.

- --------------------------------------------------------------------------------

                                        PART I

ITEM 1.  BUSINESS

HISTORICAL DEVELOPMENT

Alaska Northwest Properties Inc. (the Company) was originally incorporated under the laws of the State of Alaska as Golden Nugget Motel, Inc. In 1972, it became a wholly owned subsidiary of Alaska Airlines, Inc. (Alaska Airlines). The name of the Company was changed to Alaska Northwest Properties Inc. in 1978, and a number of non-airline properties were transferred to the Company by its parent. On August 14, 1979, the Company was spun off from Alaska Airlines, and in January 1980, the shares of ANPI were registered and distributed to the shareholders of Alaska Airlines.

CURRENT OPERATIONS

The principal business of the Company is real estate investment and operations. The Company holds for investment purposes several parcels of undeveloped land in the vicinity of Fairbanks, Alaska, as well as Spieden Island, a 500 acre island in San Juan County, Washington. The primary operating properties include a facility building at the Fairbanks International Airport, a condominium unit in Honolulu, Hawaii, and lodging facilities on Spieden Island.

PLAN OF OPERATION

In addition to its normal day-to-day operations, the Company will continue its attempts to sell its real estate holdings profitably and to secure and protect the interests of the Company, with emphasis on the collection of notes receivable, and management of operating properties. It will continue to consider offers to sell its existing properties, and to look for opportunities to acquire additional properties that will provide attractive long-term investment returns. The Company has historically realized gains from the sale of its real estate investments, which include several undeveloped parcels held as long-term investments in, or around, Fairbanks, Alaska.

An example of the Company's continuing efforts to improve the value of its real estate long-term investment returns include the 1995 sale of a portion of a large parcel of commercial property in Fairbanks, Alaska to the State of Alaska Department of Transportation (DOT) for a pre-tax gain of $29,544. The sale of the 14,000 square-foot plot should eventually enhance the value of the remaining acreage by allowing the DOT to provide a right-of-way access to an adjacent highway.

Also, the Company will continue to engage in short-term investment activities, including U.S. Government obligations, stocks, options, futures, and precious metals.


EMPLOYEES

At December 31, 1995, the Company had eight employees, none of which were represented by labor unions.

ITEM 2.  PROPERTIES

OPERATING PROPERTIES

The Company has operating properties in the states of Alaska, Washington and Hawaii. In Fairbanks, Alaska, the Company owns a facility building at the Fairbanks International Airport. The airport facility is located on land leased until 2004. The facility is currently subleased to one major tenant, Northern Air Cargo, Inc. In San Juan County, Washington, the Company operates lodging facilities on Spieden Island, a largely undeveloped 500 acre island owned by the Company. In Honolulu, Hawaii, the Company holds one condominium unit. The condominium is subject to a land lease, with the lease to be renegotiated in 1997. This property produces rental income and is also held for appreciation potential.

Lease income from Northern Air Cargo Inc. has accounted for 32%, 32%, and 21% of total revenue for 1995, 1994, and 1993, respectively.


LAND HELD FOR INVESTMENT

The Company holds undeveloped land for investment in the states of Alaska and Washington. In and around Fairbanks, Alaska, the Company owns five non-contiguous parcels aggregating 49 acres and 44 lots in six subdivisions. In San Juan County, Washington, the Company owns Spieden Island, a largely undeveloped 500 acre island.



ITEM 3.  LEGAL PROCEEDINGS

There is no litigation pending or, to the knowledge of the Company, threatened, to which the property of the Company is subject, or to which the Company may be party, which could have a material adverse affect on the Company.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                       PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

The Company's common stock is traded in the over-the-counter market under the NASDAQ symbol "ANWP." The following table indicates high and low bid prices of the Common Stock:


                             1995                         1994
               -----------------------------  -------------------------------
                   High Bid       Low Bid        High Bid       Low Bid
First Quarter      $229.00        $214.00        $180.00        $170.00
Second Quarter      235.50         231.00         186.00         175.00
Third Quarter       235.00         219.00         175.00         170.00
Fourth Quarter      242.00         233.00         175.00         170.00



The high and low prices for each quarter are the high and low bids as reported by certain market makers, which are those quoted by dealers to each other, exclusive of markups, markdowns or commissions, and do not necessarily represent actual transactions.

As of December 31, 1995, there were 29,087 shares of common stock issued and outstanding. The number of stockholders of record at December 31, 1995, was
724. The Company decided that it was not in the best interest of its shareholders to disburse dividends in 1995 and 1994 and does not anticipate the payment of dividends in 1996.

ITEM 6.  FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.



Summary of Operations                  1995           1994           1993           1992           1991
- --------------------------------   -------------  -------------  -------------  -------------  ------------
Revenues                            $323,619       $326,253       $407,589       $553,205       $523,355

Expenses                            (619,698)      (712,045)      (792,645)      (917,756)      (754,045)
                                  -------------  -------------  -------------  -------------  ------------

Net Loss from Operations            (296,079)      (385,792)      (385,056)      (364,551)      (230,690)

Other Income (Expense)
 Gain on Sale of Real Estate(1)      509,298         58,633         18,888         25,000         (3,173)

 Net Realized and Unrealized
 Gain (Loss) on Investments(2)      (311,409)         3,163        170,753        (29,751)       (60,031)
                                  -------------  -------------  -------------  -------------  ------------

Net Loss                             (98,190)     $(323,996)     $(195,415)     $(369,302)     $(293,894)
                                  -------------  -------------  -------------  -------------  ------------
                                  -------------  -------------  -------------  -------------  ------------

Net Loss per Share                    $(3.39)       $(11.28)        $(6.83)       $(13.01)       $(10.36)
Book Value per Share                  323.49         328.55         340.04         350.22         363.74
Cash Dividends per Share                0.00           0.00           1.00           2.00           2.00
Total Assets                      $9,754,270     $9,699,213    $10,012,914    $10,252,446    $10,637,313
Notes Payable                        111,706        160,813        226,094        228,881        262,384
Shareholders' Equity               9,381,203      9,437,973      9,735,989      9,943,150     10,316,006


- --------------------------------
(1) As more fully described in Note 2 to financial statements, includes $424,402 recognized in 1995 relating to a 1993 sale of real estate from which a portion of consideration received included buyer notes receivable.

(2) As more fully described in Note 5 to financial statements, includes approximately $319,000 of net realized and unrealized losses recognized in 1995 relating to derivative financial instruments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

REAL ESTATE AND NOTE COLLECTION ACTIVITIES: As a result of continued additional investment on the part of the buyer of a 37 room motel in Fairbanks, Alaska, to whom the Company sold the property in 1993 and from whom the Company has a note receivable, the Company recognized the remaining deferred gain of $424,402 under the full accrual method of accounting for real estate sales during the fourth quarter of 1995. Until the debtor's investment represented a substantial initial and continuing investment, the Company recognized revenue on the installment method in amounts of $43,166, $11,503, and $72,240 in 1995, 1994 and 1993, respectively.

Also during 1995, a portion (one of three apartment buildings) of the collateral securing a 9% note receivable, was destroyed in a fire in Fairbanks, Alaska.
The debtor received an initial insurance disbursement of $50,000 and applied half of the proceeds to the mortgage, as required by the Company, in an agreement dated September 8, 1995. Subsequent to December 31, 1995, the Company reached an agreement with the debtor on an additional allocation of insurance proceeds in the amount of $337,667. Under an agreement dated February 23, 1996, the debtor applied $262,667 to the mortgage on the note receivable, while retaining the remaining $75,000 for improvements to the remaining collateral.

PRIOR YEAR REAL ESTATE AND NOTE COLLECTION ACTIVITIES: During 1994, the lease expired between the Company and Westmark Hotels Inc., the tenant in the 37-room motel in Fairbanks, Alaska. The motel was previously repossessed and resold in 1993, as explained below. The Golden Nugget Hotel (formerly Pacific Cove Corporation) assumed full control of the building at the termination of the lease on April 1, 1994.

On March 31, 1993, the lease between the debtor on the $1,275,153 note and the lessee of the collateral property, Westmark Hotels, Inc., expired and was not extended. Subsequently, the debtor declared bankruptcy and relinquished the collateral securing the note. The Company subsequently executed a lease with Westmark Hotels which expired March 31, 1994, as described above. The collateral had a $531,751 net carrying value (before the repossession) due to a $743,402 deferred gain. The Company did not incur any losses as a result of the repossession as the fair market value of the collateral was in excess of the carrying value.

On December 30, 1993, the Company sold the 37-room motel for the price of $1,144,755. The terms of the sale included a $150,000 cash down payment, a $820,490, 7.5% note receivable, and a $174,265, 3% note receivable, which mirrors the terms of the Company's note payable with the Small Business Administration. The Company incurred selling costs of $60,747 in connection with the sale. The initial payment of interest and principal commenced on June 1, 1994. The $551,311 gain on sale was recognized on the installment basis in accordance with FAS 66. Interest began occurring on the $820,490 note receivable on April, 1, 1994, the day the debtor assumed full control of the building.

An apartment building in Fairbanks, that was repossessed on June 10, 1992, was sold on April 20, 1993. The terms of the sale included a $50,000 down payment and a $716,040, 8% note receivable that is performing according to the agreement. This transaction, which resulted in a deferred gain of $102,872 at December 31, 1993, provided for a four month delay in the commencement of interest and principal payments on the note. In exchange, the debtor made substantial capital improvements to the collateral in the approximate amount of $83,900, which has strengthened the buyer's ability to keep the note current and increased the value of the property. The transaction is accounted for under the cost recovery method in accordance with FAS 66, which requires the deferral of gain and interest income until total payments received exceed the carrying value of the property.


RESULTS OF OPERATIONS

The Company has reported net losses over the past 5 years. This is primarily due to the carrying costs on the Company's real estate portfolio held for long term appreciation. The rental income on operating properties, investment income, and sales of appreciated properties have and are expected to continue to provide the liquidity to meet the Company's long term objectives.

REAL ESTATE AND NOTE COLLECTION ACTIVITIES:

The Company recognized a net loss in 1995 of $98,190 compared to a net loss of
$323,996 for 1994.   Total revenues, combined with gains on sales of real
estate, increased over the past year to $832,917 in 1995 from $384,886 in 1994, primarily as a result of the 1995 gain recognition of $442,402 on the December 30, 1993, sale of a motel in Fairbanks, Alaska. Interest income in 1995 increased by $20,092 over 1994 due to an increase in the prime interest rate affecting various notes receivable. Operating expenses decreased 6%, primarily due to a decrease in property taxes and depreciable assets. In 1995, the Company had gains of $41,730 on the cash sales of three residential lots and a portion of a commercial lot in Fairbanks, Alaska. There were no real estate sales in 1994.

The Company recognized a net loss of $323,996 for 1994 compared to a net loss of
$195,415 for the prior year.   Total revenues, combined with gains on real
estate sales, decreased to $384,886 in 1994 from $426,477 in 1993. Although the net difference in total revenue is only 10%, its components reflect significant changes between the two years, primarily related to the prior year's sales of various operating properties in Fairbanks, Alaska and the increase in interest income on the notes receivable related to the sales. Rental income decreased to $227,839 in 1994 from $330,304 in 1993, a 31% reduction. Conversely, interest income increased 43% to $68,684 in 1994 from $47,849 in 1993. Operating expenses continued to decline, falling to $402,759 in 1994 from $495,441 in 1993, representing a 19% change. This is a result of a decrease in maintenance costs related to the sale of the apartments.


INVESTMENT ACTIVITIES:

During the years ended December 31, 1995 and 1994, the Company recorded net realized and unrealized losses from its commodities and financial instrument investment activities of approximately $311,000 and $3,000, respectively.
During the year ended December 31, 1993, the Company recorded a net realized and unrealized gain of approximately $171,000. The primary reasons for fluctuations in investment activities' results relate to changes in the underlying value of investment securities and, commencing in late 1994, an increase in amounts invested.


Prior to 1995, the Company had maintained an investment position in physical holdings of precious metals. During 1995, the Company sold its physical holdings and, in all material respects, replaced such investment position by entering into precious metals futures and options contracts. Additionally, commencing in late 1994, the Company established a trading position in stock index futures and options contracts. The Company's futures and futures options contracts are relatively short-term, generally 6 months to less than 2 years. At December 31, 1995, contract amounts of unsettled futures options contracts approximated $900,000 and $1.5 million relating to precious metals and stock index derivatives, respectively.

The Company's investment portfolio includes financial instruments which have off-balance-sheet risk. These financial instruments include options written and futures contracts that involve, to varying degrees, elements of credit and market rate risk in excess of the amount recognized in the financial statements. These contracts were entered into for the potential investment return to the Company. The Company controls the credit and market risk of its futures and option contracts through credit approvals, limits, and monitoring procedures.


LIQUIDITY AND CAPITAL RESOURCES

Management anticipates that the current level of available liquidity is adequate to satisfy its known future working capital and capital expenditure requirements. The Company has no commitments other than normal operating costs which would require the use of capital resources. The Company met its liquidity requirements from investing, financing, and operating activities in 1995 as outlined below:

OPERATIONS: As presented in more detail in the accompanying statements of cash flows, cash used by operating activities was $103,568 in 1995 as compared to $147,627 in 1994. The Company incurred a net loss of $98,190 in 1995, which included non-cash charges for depreciation of $140,831 and realized and unrealized investment losses of $311,409 and non-cash gain recognition on real estate sales of $509,298.

INVESTING: Net cash provided by investing activities totaled $236,422. Cash was generated from the purchase and sale of other assets in the amount of $116,904, which includes the net difference in the purchase and sale of commodities, futures and option contracts. Other sources of investment cash included the sale of land held for investment in the amount of $82,292 and proceeds from the disposal of assets of $15,396. Uses of funds included $47,557 from purchases of Government Securities, net of maturities and addition of property and equipment of $43,653.

EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS

Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), which establishes accounting standards for, among other things, the impairment of long-lived assets and certain identifiable intangibles and Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), which establishes standards for accounting for stock-based compensation. SFAS No. 121 will be effective for financial statements having fiscal years beginning after December 15, 1995, and is not expected to have a significant effect, if any, on the Company's financial condition or results of operation. SFAS No. 123 will be effective for financial statements for fiscal years beginning after December 15, 1995, and required pro forma disclosures will be included in such statements. It is not expected that the Company will adopt the "fair value based method" of accounting for stock options, which is encouraged by SFAS No. 123, but rather will continue to account for such, utilizing the "intrinsic value based method" as is allowed by that statement.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements:

Financial Statements                                       Page
- ---------------------------------------------            -----------

Reports of Independent Certified Public Accountants        11-12

Balance Sheets                                               13

Statements of Operations                                     14

Statements of Shareholders' Equity                           15

Statements of Cash Flows                                     16

Notes to Financial Statements                              17-25


Financial Statement Schedules
- ---------------------------------------------

Financial Statement Schedule information is presented in the Financial
Statements.



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported in the Company's report on Form 8-K dated August 31, 1995, the Company changed it's independent accountants.

                                       PART III

ITEMS 10, 11, 12 AND 13 are incorporated herein by reference to the registrant's definitive proxy statement for its June 10, 1996, Annual Meeting of Shareholders (to be filed within 120 days after the end of the last fiscal year).

                                       PART IV

ITEM 14.  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   See Item 8 of this annual report on Form 10-K.

(b)   Not Applicable.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Alaska Northwest Properties Inc.

We have audited the accompanying balance sheet of Alaska Northwest Properties Inc. (the Company) as of December 31, 1995 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Northwest Properties Inc. at December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



BDO Seidman, LLP
Seattle, Washington
February 15, 1996

                REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Alaska Northwest Properties Inc.
Seattle, Washington

We have audited the accompanying balance sheet of Alaska Northwest Properties Inc. as of December 31, 1994 and the related statements of operations, cash flows, and shareholders' equity, for each of the years in the two-year period ended December 31, 1994. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alaska Northwest Properties Inc. as of December 31, 1994, and the results of its operations and its cash flows for each of the years in the two-period ended December 31, 1994 in conformity with generally accepted accounting principles.




                                   Clark Nuber P.S.
                                   Certified Public Accountants
                                   Bellevue, Washington
                                   February 10,1995

ALASKA NORTHWEST PROPERTIES INC.
BALANCE SHEETS
AS OF DECEMBER 31, 1995 AND 1994


ASSETS                                          1995                1994
- --------------------------------------------------------------------------------
OPERATING PROPERTY AND EQUIPMENT, at cost:
  Land and land improvements                    $  393,158          $  393,158
  Buildings                                      1,317,666           1,292,175
  Furniture, fixtures and equipment                195,310             244,822
  Leasehold costs and other                        218,351             218,351
                                                -----------         -----------
                                                 2,124,485           2,148,506
Less accumulated depreciation and amortization  (1,311,338)         (1,284,806)
                                                -----------         -----------
                                                   813,147             863,700

LAND HELD FOR INVESTMENT, at cost
  (Net of accumulated amortization of $523,391
   and $461,369, respectively)                   7,014,947           7,126,530
NOTES RECEIVABLE (net of deferred gain of
  $247,440 and $654,183, respectively)           1,368,120           1,065,418
CASH AND CASH EQUIVALENTS                          147,819             111,214
RESTRICTED CASH (Note 5)                            88,110
U.S. GOVERNMENT SECURITIES (Note 5)                217,960             170,403
OTHER ASSETS                                       104,167              91,856
INVESTMENTS IN COMMODITIES                               0             270,092
                                                -----------         -----------
TOTAL ASSETS                                    $9,754,270          $9,699,213
                                                -----------         -----------
                                                -----------         -----------


LIABILITIES AND SHAREHOLDERS' EQUITY
- --------------------------------------------------------------------------------

NOTES PAYABLE                                   $  111,706          $  160,813
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES            58,322              69,338
LIABILITY FOR UNSETTLED FUTURES AND
  OPTION CONTRACTS (Note 5)                        203,039              31,089
                                                -----------         -----------
TOTAL LIABILITIES                                  373,067             261,240
                                                -----------         -----------

COMMITMENTS (Note 5, 8, & 9)

SHAREHOLDERS' EQUITY:
  Common stock $1.00 par value, authorized
   50,000 shares, issued 47,641                    476,409             476,409
  Capital in excess of par value                14,755,812          14,755,812
   Treasury stock, at cost  (Note 8)
    (1995 - 18,554 shares; 1994 - 18,798
    shares)                                     (5,005,117)         (5,046,537)
   Accumulated deficit                            (845,901)           (747,711)
                                                -----------         -----------
TOTAL SHAREHOLDERS' EQUITY                       9,381,203           9,437,973
                                                -----------         -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $9,754,270          $9,699,213
                                                -----------         -----------
                                                -----------         -----------


The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

                                                    1995                1994                1993
                                                 ----------          ----------          ----------
REVENUES
  Interest Income                                  $88,776             $68,684             $47,849
  Building and Land Rents                          223,757             227,839             330,304
  Other Income                                      11,086              29,730              29,436
                                                 ----------          ----------          ----------
                                                   323,619             326,253             407,589
                                                 ----------          ----------          ----------

EXPENSES
  Operating Expenses                               376,114             402,759             495,441
  General & Adminstrative Expenses                 238,352             302,115             278,338
  Interest Expense                                   5,232               7,171              18,866
                                                 ----------          ----------          ----------
                                                   619,698             712,045             792,645
                                                 ----------          ----------          ----------

OTHER INCOME (EXPENSE)
  Gain on real estate (Note 2)                     509,298              58,633              18,888
  Gain (loss) on sale of investments (Note 5)     (225,110)            163,042              (4,149)
  Increase (decrease) in unrealized appreciation
    (depreciation) on investments (Note 5)         (86,299)           (159,879)            174,902
                                                 ----------          ----------          ----------

                                                   197,889              61,796             189,641
                                                 ----------          ----------          ----------

NET LOSS                                          $(98,190)          $(323,996)          $(195,415)
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------


AVERAGE SHARES OUTSTANDING                          29,000              28,726              28,632
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------

NET LOSS PER COMMON SHARE:                          $(3.39)            $(11.28)             $(6.83)
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------


The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENT OF SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                Common Stock
                              --------------------------------------------------

                                                  Capital in
                               $1.00 Par          Excess of          Treasury              Retained
                                 Value            Par Value            Stock               Earnings
                             ----------         -----------        ------------         -----------
BALANCES AT
DECEMBER 31, 1992              $476,409         $14,755,812        $(5,087,516)          $(199,705)

Net loss                                                                                  (195,415)
Treasury shares:
   Purchased                                                           (44,101)
   Sold                                                                 59,100
Dividends Paid @ $1 per share                                                              (28,595)
                             ----------         -----------        ------------         -----------
BALANCES AT
DECEMBER 31, 1993               476,409          14,755,812         (5,072,517)           (423,715)

Net loss                                                                                  (323,996)
Treasury shares:
   Purchased                                                            (2,520)
   Sold                                                                 28,500
                             ----------         -----------        ------------         -----------
BALANCES AT
DECEMBER 31, 1994               476,409          14,755,812         (5,046,537)           (747,711)

Net loss                                                                                   (98,190)
Treasury shares:
   Purchased                                                            (1,080)
   Sold                                                                 42,500
                            -----------         -----------        ------------         -----------
BALANCES AT
DECEMBER 31, 1995              $476,409         $14,755,812        $(5,005,117)          $(845,901)
                            -----------         -----------        ------------         -----------


The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS  ENDED DECEMBER 31, 1995, 1994, AND 1993


                                                    1995                1994                1993
                                                 ----------          ----------          ----------
Cash flows from operating activities:
Net loss                                          $(98,190)          $(323,996)          $(195,415)
Adjustments to reconcile net loss to cash
  used in operating activities:
  Depreciation and amortization                    140,831             161,808             184,537
  Gain on sale of real estate                     (509,298)            (58,633)            (18,888)
  (Gain) loss on sale of investments               225,110            (163,042)              4,149
  Increase (decrease) in unrealized depreciation
    (appreciation) on investments                   86,299             159,879            (174,902)
  Increase in restricted cash                      (88,110)
  Increase in deferred interest income              60,826              58,633              25,109
  Other                                             (9,146)             17,724              63,676
                                                 ----------          ----------          ----------
Net cash used in operating activites              (191,678)           (147,627)           (111,734)
                                                 ----------          ----------          ----------

Cash flows from investing activities:
  Proceeds from disposal of assets                   15,396                 150             372,791
  Collection of notes receivable                    113,040              54,311               7,684
  Maturing U.S. Government securities               364,456             270,289             167,650
  Acquisition of U.S. Government securities        (412,013)           (317,548)           (241,539)
  Addition to property and equipment                (43,653)             (6,205)            (78,464)
  Sale of land held for investment                   82,292                   0                   0
  Sale (Purchase) of other assets - net             116,904              98,948            (103,390)
                                                 ----------          ----------          ----------
Net cash provided by investing activities           236,422              99,945             124,732
                                                 ----------          ----------          ----------

Cash flows from financing activities:
  Treasury stock sales and purchases                 40,968              25,908              14,172
  Increase in long term debt                              0                   0              24,000
  Decrease in long term debt                        (49,107)            (65,281)            (26,787)
  Dividends paid                                          0                   0             (28,595)
                                                 ----------          ----------          ----------
Net cash used in financing activities                (8,139)            (39,373)            (17,210)
                                                 ----------          ----------          ----------

Net increase (decrease) in cash and cash
equivalents                                          36,605             (87,055)             (4,212)
Cash and cash equivalents:
  Beginning of period                               111,214             198,269             202,482
                                                 ----------          ----------          ----------
  End of period                                    $147,819            $111,214            $198,270
                                                 ----------          ----------          ----------
                                                 ----------          ----------          ----------


The accompanying notes are an integral part of these financial statements.

                           ALASKA NORTHWEST PROPERTIES INC.
                            NOTES TO FINANCIAL STATEMENTS


NOTE 1 - DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT
         ACCOUNTING POLICIES

       OPERATIONS: The principal business of the Company is real estate investment and operations. The Company holds for investment purposes several parcels of undeveloped land in the vicinity of Fairbanks, Alaska, as well as Spieden Island, a 500 acre island in San Juan County, Washington. The primary operating properties include a facility building at the Fairbanks International Airport, a condominium unit in Honolulu, Hawaii, and lodging facilities on Spieden Island.

ACCOUNTING ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period.

       OPERATING PROPERTY AND DEPRECIATION: Operating property and equipment acquired through purchase is carried at cost. Operating property and equipment are depreciated by the straight-line method over the estimated useful lives of the assets as follows:

       Buildings                                      25-40 years
       Furniture, fixtures & equipment                 5-15 years
       Leasehold costs and other                       5-20 years
       Land improvements                                 15 years

       LAND HELD FOR INVESTMENT:  Interest on debt and real estate taxes
related to land held for investment are charged to expense as incurred.   Land
held for investment includes land and under-water breakwater improvements that are amortized by the straight-line method over the estimated useful lives of the improvements. Land Held for Investment purchased is carried at cost or if acquired through foreclosure or repossession is carried at the lower of management's estimate of fair market value less estimated selling costs or the carrying value of the investment at the date of acquisition.

       CASH AND CASH EQUIVALENTS: The Company considered all highly liquid investments with an initial maturity of three months or less at the date of purchase to be cash equivalents.

       INVESTMENTS AND OTHER ASSETS: Investments and other assets (including futures and options contracts) primarily represent trading securities, which are reported in the balance sheet at fair value at the reporting date utilizing quoted market prices. Realized gains and losses are recognized during the period in which sales occur or futures and options contracts closed.
Unrealized gains and losses are recognized and reported in the statements of operations as increase (decrease) in unrealized appreciation or (depreciation) during the period in which the changes in market value occur.

       INCOME TAXES: Income taxes, when material, are provided regardless of the period when such taxes will be paid in accordance with Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes."

       TREASURY STOCK:  Treasury stock is accounted for under the cost method.

       COMMON SHARES OUTSTANDING AND LOSS PER COMMON SHARE: Loss per common share data has been computed based upon the average number of shares of common stock outstanding during the period. Stock options did not impact loss per share as they were antidilutive.

       INCOME RECOGNITION: Income from sales of real estate properties and land held for investment is generally recorded when the buyer's financial commitment is sufficient to provide economic substance to the transaction, and when other criteria of Financial Accounting Standards Statement No. 66 "Accounting for Sales of Real Estate" (FAS 66) are satisfied. Interest on each note is recognized in income as it accrues during the period it is outstanding with the exception of interest income on notes receivable for real estate transactions accounted for on the cost recovery method. However, if an uncertainty exists about the collectibility of a note, the Company may establish a reserve for uncollected interest earned and recognize income only when cash is received. The Company may also establish a reserve for doubtful accounts on notes receivable based on management's evaluation of the recoverability of the note. The evaluation of recoverability is made through comparison of the carrying value of the asset with its estimated net realizable value. See Note 2.

       FINANCIAL STATEMENT PRESENTATION: Certain reclassifications have been made to prior years' financial statements to conform to the current format.

       EFFECT OF RECENTLY ISSUED ACCOUNTING STANDARDS: Recently issued accounting standards having relevant applicability to the Company consist primarily of Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), which establishes accounting standards for, among other things, the impairment of long-lived assets and certain identifiable intangibles and Statement of Financial Accounting Standard No. 123 ("SFAS No. 123"), which establishes standards for accounting for stock-based compensation. SFAS No. 121 will be effective for financial statements having fiscal years beginning after December 15, 1995, and is not expected to have a significant effect, if any, on the Company's financial condition or results of operation. SFAS No. 123 will be effective for financial statements for fiscal years beginning after December 15, 1995, and required pro forma disclosures will be included in such statements.
It is not expected that the Company will adopt the "fair value based method" of accounting for stock options, which is encouraged by SFAS No. 123, but rather will continue to account for such, utilizing the "intrinsic value based method" as is allowed by that statement.

NOTE 2 - OPERATING PROPERTY AND LAND HELD FOR INVESTMENT

The Company had three operating properties at December 31, 1995 and 1994. The properties consist of a commercial facility at the Fairbanks Airport in the State of Alaska, a condominium in the State of Hawaii, and lodging facilities on Spieden Island in the San Juan Islands, Washington. Each property was acquired by purchase and is carried at cost less accumulated depreciation. There are no material mortgages, liens or encumbrances against these properties and no proposed programs for significant renovation or improvement at this time. The properties are covered under a comprehensive insurance policy. The properties are held for operating as well as investment purposes. The Fairbanks Airport building is leased to a single tenant as disclosed in Notes 4 and 9. The Hawaii condominium is leased on an annual, biannual, and month-to-month basis, while the island facilities are leased on a month-to-month and daily basis.
During 1995, the Company had no purchases or repossessions of operating properties or land held for investment, and had land held for investment cash sales of three residential lots and a portion of a commercial lot in Fairbanks, Alaska, for a total pretax gain of $41,730.

In 1994, the Company had no purchases, repossessions or sales of operating properties or land held for investment.

During 1993, the Company sold two properties that were previously acquired by repossession through the foreclosure process. The significant details of the two properties are as follows:

       TANANA VILLAGE APARTMENTS (TVA): This property has been sold, repossessed and resold twice (repossessed and resold in 1986, repossessed in 1992 and resold in 1993). In 1986, this 36 unit apartment building was sold for $735,000. In June 1992, the Company repossessed TVA, which secured a $680,000, 9.5% promissory note and another related $68,299, 13% note. The Company accounted for the repossessed properties by recording the basis in the property at the remaining balance outstanding on the notes receivable, plus accrued interest receivable, net of deferred gains. The $613,643 net carrying value of the notes was lower than management's estimate of the fair market value less estimated selling costs as demonstrated by the subsequent resale described below. Tanana Village Apartments was resold on April 20, 1993, for $752,000. The terms of the sale included a $50,000 cash down payment and a $716,040 note receivable, adjusted annually to the prime rate plus 2% (See Note 3). Included in the note balance was $14,040 of delayed interest for the four months before the first payment date on August 20, 1993. Selling and other costs of $46,921 were incurred leaving a gain of $102,872 that was deferred in accordance with FAS 66 under the cost recovery method. Interest income is also deferred under the cost recovery method until the debtor's commitment exceeds the Company's cost basis at the date of sale. Deferred interest income totaled $60,826, $58,633, and $25,109 in 1995, 1994 and 1993, respectively,

       GOLDEN NUGGET MOTEL: This 37 room motel was sold in 1978 for $1,420,000. In June 1993, the Company repossessed the motel, which was collateral for a note receivable, with a remaining balance of $1,268,947. The carrying value of the note, net of deferred gain of $743,404 was $531,972. The property was recorded at the net carrying value of the note as the amount was lower than the market value less estimated selling costs as demonstrated by the subsequent resale described below. The motel was resold on December 30, 1993, for $1,144,755. The terms of the sale include a $150,000 cash down payment, a $820,490, 7.5% note receivable and a $174,265, 3% note receivable matching the terms of an underlying note payable with the SBA (See Note 6). Selling costs of $60,747 were incurred leaving a $551,311 gain that was deferred at the time of the 1993 sale under the installment method in accordance with FAS 66.

During 1995, 1994, and 1993, the Company recognized $43,166, $11,503 and $72,240, respectively, of gains on the sale of real estate under the installment method in accordance with FAS 66. As a result of the debtor's continued additional investment, to such extent that there exists a substantial initial and continuing investment, the Company recognized the remaining deferred gain of $424,402 under the full accrual method in accordance with FAS 66 in 1995.


NOTE 3 - NOTES RECEIVABLE

At December 31, 1995 and 1994, long-term, non-recourse notes receivable from sales of real estate and other properties consisted of the following:


                                                     1995           1994
                                                   -------         -------
7.5% note receivable with monthly
 installments of $6,610 beginning
 6-1-94 until paid in full, secured
 by a second mortgage on a motel
 and restaurant in the State of Alaska.            $793,325       $813,248

9% note receivable (adjusted annually
 to the prime rate plus 2%) with
 monthly installments of $5,800 until
 paid in full.  Secured by a building
 in the State of Alaska.                            673,896        707,606

3% note receivable with variable
 monthly installments. The note
 receivable terms match the Note
 Payable to the SBA in Note 6.                       87,985        135,023

8.5% note receivable with monthly
  installments of $543 until paid in
  full.  Secured by a duplex in the
  State of  Alaska.                                  60,355         63,724
                                                     ------         ------
                                                  1,615,561      1,719,601
Less deferred gain and deferred interest income    (247,441)      (654,183)
                                                   --------       --------

Total                                            $1,368,120     $1,065,418
                                                 ----------     ----------
                                                 ----------     ----------


Principal payments on the above are expected as follows for the next five years:

                   1996                     $   75,266
                   1997                         71,111
                   1998                         34,480
                   1999                        745,178
                   2000                         15,078
                   Thereafter                  674,448
                                               -------
                                            $1,615,561
                                            ----------
                                            ----------


Subsequent to December 31, 1995, the debtor on the 9% note receivable agreed to apply $262,667 in insurance proceeds to the outstanding balance on the note. In addition, the Company agreed to release the portion of the collateral that was damaged to the debtor and reduce the related monthly payment from $5,800 to $3,365. This payment is not reflected in the five year summary above.

NOTE 4 - CONCENTRATION OF CREDIT RISK AND MAJOR CUSTOMERS

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of notes receivable secured by real estate from debtors in the Fairbanks, Alaska region. It is the Company's policy to require collateral sufficient to provide for full realization of a note receivable's net carrying value in any transactions where a note is accepted as consideration. The Company's exposure in the event of nonperformance of the debtors is represented by the contractual amount of these notes.

The Company has considered the effect of the general downturn in economic activity in Fairbanks, Alaska over the past decade and the effect on individual debtors and collateral value of properties securing notes receivable. The primary impact of the economic conditions has been a decreased demand for vacant lots and other commercial properties. This decreased demand indirectly affects note receivable collection activities as the debtors are frequently involved in enterprises affected by these market factors. Management has specifically evaluated the value of the underlying collateral and credit history of individual debtors for each note and has determined that no allowance for doubtful accounts is necessary based upon the sufficiency of the collateral and credit information about each debtor.

During both 1995 and 1994, approximately 95% of total interest income, including amounts deferred under the cost recovery method of accounting was received from two debtors. During both 1995 and 1994, one major tenant of the Fairbanks Airport operating property accounted for 46% of rent income (see
Note 9).

NOTE 5 - FUTURES, OPTIONS, AND OTHER ASSETS

The Company's investment portfolio includes financial instruments which have off-balance-sheet risk. These financial instruments include options written and futures contracts which involve, to varying degrees, elements of credit and market risk in excess of the amount recognized in the financial statements. These contracts were entered into for the potential investment return to the Company. The Company controls the credit and market risk of its futures and option contracts through credit approvals, limits, and monitoring procedures.

The Company maintains trading positions in precious metals and stock index derivative financial instruments that are comprised of futures and futures options contracts. Futures contracts are forward-based contracts to make or take delivery of a specified financial instrument or commodity at a specified future date or during a specified period. The risk associated with futures contracts arises from the market movements in the underlying commodities or securities value. Option contracts allow, but do not require, the holder to buy or sell (or purchaser to call or put) a specified financial instrument or commodity at a specified price during a specified period. At the inception of an option contract, the seller charges a fee in exchange for assuming the risk of an unfavorable change in the price of the underlying security. Premiums received are deferred until contracts close or expire. Futures and futures options are standardized contracts traded on an organized exchange. To ensure an orderly market, the exchange specifies maximum daily price fluctuations for each type of contract.

Brokers require both buyers and sellers of futures and futures options contracts to deposit assets (such as cash or government securities) when contracts are initiated and require additional (or release) collateral on a daily basis as contracts are marked to market. At December 31, 1995, approximately $90,000 and $115,000 of the Company's cash and government securities, respectively, are pledged as security for open contracts and are accordingly restricted as to withdrawal.

The estimated fair value of open futures and futures options contracts represents amounts that the Company would pay, or receive, to terminate the contracts at the reporting date, taking into account unrealized gains or losses of open contracts and premiums received from writing options. The negative fair value is reported in the accompanying balance sheets as liability for unsettled futures and options contracts. The liability for unsettled futures and options contracts approximated $203,000 and $31,000 at December 31, 1995 and 1994, respectively. The average negative fair values during the years ended December 31, 1995 and 1994 did not vary materially from the respective year end values.

The Company's futures and futures options contracts are relatively short-term, generally 6 months to less than 2 years. At December 31, 1995, notional (or contract) amounts of unsettled futures and futures options contracts approximated $900,000 and $1.5 million, relating to precious metals and stock index derivatives, respectively. The contract amounts do not represent amounts exchanged, and thus, are not a measure of the Company's exposure though its use of such financial instruments.

During the years ended December 31, 1995 and 1994, recorded net realized and unrealized losses relating to derivative financial instruments are approximately as follows:


       Class of Derivative Instrument:           1995           1994
                                           ------------     -----------
              Commodities                 $    (19,000)    $   (11,000)
              Stock Index                     (300,000)          7,000
                                           ------------     -----------
                                          $   (319,000)    $    (4,000)
                                           -------------    ------------
                                           -------------    ------------


During the year ended December 31, 1995, the Company sold the physical quantities of precious metals that it owned and recorded a net gain of approximately $1,400.

NOTE 6 - NOTES PAYABLE

At December 31, 1995 and 1994, the Company's notes payable consisted of the following:


                                                1995           1994
                                             ----------      ---------
3% Small Business Administration note
secured by a motel, payable in monthly
installments through 1997.                    $ 87,985       $134,958

7% mortgage secured by building, payable
in monthly installments through 2004.           23,721         25,855
                                               --------       --------

             Total                            $111,706       $160,813
                                               --------       --------
                                               --------       --------


Principal payments on the above are due as follows:


                   1996                     $   51,001
                   1997                         41,727
                   1998                          2,631
                   1999                          2,788
                   2000                          2,956
                   thereafter                   10,603
                                             ---------
                                            $  111,706
                                            ----------
                                            ----------


Cash paid for interest in 1995, 1994, and 1993 was $5,300, $7,328, and $8,629,
respectively.


NOTE 7 - INCOME TAXES

The Company accounts for income taxes utilizing the liability method required by the Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 109 (FAS 109), "Accounting for Income Taxes".   Under this method,
deferred tax assets and liabilities are determined based on tax carry forwards and the differences between financial reporting and the tax basis of assets and liabilities. These tax assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The Company has considered available evidence supporting the realization of net deferred tax assets including future reversal of temporary differences and future taxable income exclusive of temporary differences in the carry forward period of loss and credit carry forwards. At December 31, 1995 and 1994, the Company had net operating loss carry forwards totaling approximately $1.3 million and $1 million, respectively, that may be offset against future taxable income and start expiring in the year 2004. Additionally, the Company has capital loss carryforwards totaling $240,000 that may be offset against future capital gains through the year 2000. On the basis of these factors and the Company's recent loss history, the Company has provided a valuation allowance for the full amount of the deferred tax asset at December 31, 1995 and 1994 with no effect on net income for the current and prior period. The valuation allowance will be reevaluated on a quarterly basis.

The Company's deferred tax liabilities and deferred tax assets relate to tax loss carryforwards and temporary differences in the basis of real estate assets and notes receivable and differences in the timing of recognition of gains on sales of real estate for financial and tax return purposes and are presented below:


                                      December 31,   December 31,
                                          1995           1994
                                      ------------   ------------
Deferred tax liabilities              $  197,000    $   88,000
Deferred tax assets                      435,000       365,000
Valuation Allowance                      238,000       277,000



NOTE 8 - TREASURY STOCK AND STOCK OPTIONS

On June 17, 1987, a 1 for 10 reverse stock split became effective and the outstanding shares were reduced to approximately 29,428 shares of new common stock. A liability was recorded for the fractional shares outstanding after the reverse stock split. During 1995 and 1994, total purchases of fractional shares amounted to $452 and $72 respectively. As of December 31, 1995 and 1994, the Company had 29,087 and 28,843 shares of common stock outstanding and a $34,324 and $34,776 liability for fractional shares yet to be purchased. Total common stock issued and authorized, treasury stock, outstanding shares, amounts per share and stock options were adjusted to an equivalent reverse stock split basis.

During 1995 and 1994, the Company purchased 8 and 14 shares, respectively, of its own common stock from various unaffiliated stockholders and sold 250 and 170 shares, respectively, of treasury stock via the exercise of stock options. During 1993, the Company purchased 248 shares of its own common stock from various unaffiliated stockholders as part of a tender offer to shareholders with less than 5 shares and sold 354 shares of treasury stock via the exercise of stock options.

The Board of Directors has granted five-year non-qualified stock options to directors, officers and certain key employees which were exercisable on the date of grant and expire in 1996 and 1997. The option prices were determined using the average of the bid and ask prices of the Company's stock on the date of grant. Stock option information is summarized as follows:


                                   1995           1994           1993
                                ----------     ----------     ---------
End of year:
  Options outstanding                795          1,045          1,415
During the year:
  Options exercised                  250            170            354
  Options forfeited                    0            200              0
Average prices per share:
  Options outstanding            $190.00        $185.22        $176.71
  Options exercised               170.00         167.65         166.95



NOTE 9 - LEASE COMMITMENTS, RENT INCOME & RENT EXPENSE

The Company owns a facility building in Fairbanks, Alaska which is located on land leased from the State of Alaska until year 2004. The Company, as lessor, has entered into a long-term sub-lease with the major tenant of this property, Northern Air Cargo. The lease, which has been extended through February 1997, provides for minimum annual rental income of $104,640. The terms of the agreement provide that the tenant is responsible for all operating expenses except property taxes. The Company also owns a condominium unit in Honolulu, Hawaii, which is subject to a land lease through 1997 and has been leased to a private party through June of 1996.

The lease and related sub-lease in effect at December 31, 1995, for the Fairbanks Airport Building and the Hawaii Condo provide for the following minimum annual rental commitments and sub-lease income:


                           Gross          Less sublease          Net
                        Commitments       rental income      Commitments
                        -----------       -------------      -----------
1996                    $  20,800          $ (121,020)       $ (100,220)
1997                       20,800             (17,440)            3,360
1998                       20,280                                20,280
1999                       20,280                                20,280
2000                       20,280                                20,280
2001-2004                  70,995                                70,995
                        ---------          -----------      -----------
Total Lease
Payments                $ 173,435          $ (138,460)       $   34,975
                        ----------         -----------       ----------
                        ----------         -----------       ----------



The Company has rent income from other operating properties that are leased or rented on a month to month basis. Total lease and rental income on all operating properties aggregated $224,000, $228,000, and $330,000, respectively in 1995, 1994 and 1993.

The Company incurred total lease and rent expenses of $38,824, $38,824 and $41,519 in 1995, 1994, and 1993, respectively.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       ALASKA NORTHWEST PROPERTIES INC.




                                       By:
                                          --------------------------------
                                           Michael W. Shimasaki, President

                                       Date:
                                            ------------------------------
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                            Date:
- ----------------------------------               ----------------------
  Ronald F. Cosgrave
  Chairman of the Board of Directors



                                            Date:
- ----------------------------------               ----------------------
  Michael W. Shimasaki
  Director, President & Treasurer
  (Principal Executive, Financial
   & Accounting Officer)


                                            Date:
- -----------------------------------              ----------------------
  Keith J. Kennedy
  Director