Form 10-Q
period 1996-03-31
ALASKA NORTHWEST PROPERTIES INC
filed 1996-05-15
CIK 313809

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


For the quarter ended March 31, 1996.             Commission File Number 0-9231



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

                           Yes    X    No
                               -------     -------

The company had 29,087 common shares, par value $1.00, outstanding at March 31, 1996.

______________________________________________________________________________

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the following Alaska Northwest Properties Inc.(ANPI) unaudited financial statements: (1) Balance sheet as of March 31, 1996 and December 31, 1995; (2) Statements of operations for the three months ended March 31, 1996 and 1995; (3) Statements of shareholders' equity for the three months ended March 31, 1996; and (4) Statements of cash flows for the three months ended March 31, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

In the first quarter of 1996, the Company reached an agreement with a debtor on an allocation of insurance proceeds totaling $337,667, received when one of three apartment buildings, securing a 9% note receivable, was destroyed in a fire in Fairbanks, Alaska. Under the agreement dated February 23, 1996, the debtor applied $262,667 to the mortgage on the note receivable, while retaining the remaining $75,000 for improvements to the remaining collateral. In addition, the Company agreed to release the portion of the collateral that was damaged to the debtor and reduce the related monthly payment from $5,800 to $3,365. During 1995, the debtor received an initial insurance disbursement of $50,000 and applied half of the proceeds to the mortgage, as required by the Company. As a result of continued additional investment on the part of the debtor, to whom the Company sold the property in 1993, the Company recognized the remaining deferred gain of $260,731, under the full accrual method of accounting for real estate sales in accordance with FAS 66 during the first quarter.

Also in the first quarter, the Company decided that it was not in its best interest to disburse dividends in 1996.


RESULTS OF OPERATIONS

For the quarter ended March 31, 1996, net income of $116,082 was recognized by the Company, as compared to a net loss of $105,742 for the same period in 1995. There were no real estate sales in the first quarter of 1996. However, the Company recognized a gain of $260,731, based on the full accrual method of accounting in accordance with FAS 66, from the sale of real estate in Fairbanks, Alaska, in 1993. The Company did not realize a gain or loss on the sale of real estate in the first quarter of 1995.

For the three months ended March 31, 1996, total revenues, including interest income from notes and securities, decreased $11,000 from the same period of 1995. However, the slight difference is a result of timing differences on certain payments received between the first and second quarters of 1996 and 1995, respectively. Cost and Expenses for the quarter ended March 31, 1996, including interest expense, also remained relatively consistent in comparison to the same quarter in 1995.

LIQUIDITY AND CAPITAL RESOURCES

Management anticipates that the current level of available liquidity is adequate to satisfy its known future working capital and capital expenditure requirements. The Company has no commitments other than normal operating costs which would require the use of capital resources. The Company met its liquidity requirements from investing, financing, and operating activities as of March 31, 1996, as outlined below:

OPERATIONS: As presented in more detail in the accompanying statement of cash flows, approximated cash provided by operating activities was $59,000. The Company incurred a net income of $116,000 in 1996, which included non-cash charges for depreciation of $28,000, realized and unrealized investment losses of $49,000 and non-cash gain recognition on real estate sales of $260,000.

INVESTING: Net cash provided by investing activities totaled $141,000. Cash was paid from the purchase and sale of other assets in the amount of $180,000, which includes the net difference in the purchase and sale of futures and futures options contracts. Other sources of investment cash include $48,000 from the maturity of Government Securities, net of purchases.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

    (a) No exhibits have been filed herewith.
    (b) No Form 8-K reports were filed during the first quarter of 1996.


                                      SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           ALASKA NORTHWEST PROPERTIES INC.
                                     (REGISTRANT)

Date: May 10, 1996      /s/ Michael W. Shimasaki
                        ------------------------
                        Michael W. Shimasaki
                        President and Treasurer, Director and
                        Principal Financial Officer

ALASKA NORTHWEST PROPERTIES INC.
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except # of shares)

  ASSETS                                              3/31/96        12/31/95
- ------------------------------------------------------------------------------
OPERATING PROPERTY AND EQUIPMENT, at cost:
  Land and land improvements                          $    393       $    393
  Buildings                                              1,318          1,318
  Furniture, fixtures and equipment                        197            195
  Leasehold costs and other                                218            218
                                                       ---------      ---------
                                                         2,126          2,124
Less accumulated depreciation and amortization          (1,328)        (1,311)
                                                       ---------      ---------
                                                           798            813

LAND HELD FOR INVESTMENT, at cost
    (net of accumulated depreciation of $512
    and $523, respectively)                              7,003          7,015
NOTES RECEIVABLE (net of deferred
      gain of $0 and $247, respectively)                 1,342          1,368
CASH AND CASH EQUIVALENTS                                  339            148
RESTRICTED CASH                                             25             88
U.S. GOVERNMENT SECURITIES, at cost                        170            218
OTHER ASSETS                                                90            104
                                                       ---------      ---------
TOTAL ASSETS                                          $  9,767       $  9,754
                                                       =========      =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------
NOTES PAYABLE                                              103            112
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                    94             58
LIABILITY FOR UNSETTLED FUTURES AND
  OPTION CONTRACTS                                          73            203
                                                       ---------      ---------
TOTAL LIABILITIES                                          270            373

SHAREHOLDERS' EQUITY:
    Common stock $1.00 par value, authorized
        50,000 shares, issued 47,641                       476            476
    Capital in excess of par value                      14,756         14,756
    Treasury stock, at cost
      (1996 and 1995 - 18,554 shares)                   (5,005)        (5,005)
    Retained deficit                                      (730)          (846)
                                                       ---------      ---------
TOTAL SHAREHOLDERS' EQUITY                               9,497          9,381
                                                       ---------      ---------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $  9,767       $  9,754
                                                       =========      =========

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995

(amounts in thousands except # of shares and
  per share data)                                       1996            1995
                                                       ---------      ---------

REVENUES
  Interest Income                                          $21            $22
  Building and Land Rents                                   43             48
  Other Income                                               0              5
                                                       ---------      ---------
                                                            64             75

EXPENSES
  Operating Expenses                                        83             97
  General & Adminstrative Expenses                          75             59
  Interest Expense                                           1              1
                                                       ---------      ---------
                                                           159            157

OTHER INCOME (EXPENSE)
  Gain on sale of real estate                              260             16
  Loss on sale of investments                             (201)           (17)
  Increase (decrease) in unrealized appreciation
    (depreciation) on investments                          152            (23)
                                                       ---------      ---------
                                                           211            (24)
                                                       ---------      ---------

NET INCOME (LOSS)                                         $116          $(106)
                                                       =========      =========

AVERAGE SHARES OUTSTANDING                              29,000         28,893
                                                       =========      =========

NET INCOME (LOSS) PER COMMON SHARE:                      $4.00         $(3.67)
                                                       =========      =========


The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996

                                      Common Stock
                        --------------------------------------
                                       Capital in
                        $1.00 Par      Excess of      Treasury       Retained
amounts in thousands)     Value        Par Value        Stock        Deficit
- ---------------------   ---------      ----------     --------       --------
BALANCES AT
DECEMBER 31, 1995            $476         $14,756     $(5,005)         $(846)

Net income                                                               116

Treasury shares:
   Purchased                                                0
   Sold                                                     0
                         ---------      ----------     --------       --------
BALANCES AT
MARCH 31, 1996              $476          $14,756     $(5,005)         $(730)
                         =========      ==========     ========       ========

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(amounts in thousands)                      Net increase (decrease) in cash
                                                         1996          1995
                                                       --------      --------
Cash flows from operating activites:
Net income (loss)                                         $116         $(106)
Adjustments to reconcile net income (loss) to cash
 provided by (used in) operating activities:
    Depreciation and amortization                           28            39
    Gain on sale of real estate                           (260)          (16)
    Loss on sale of investments                            201            17
    Increase (decrease) in unrealized depreciation
      (appreciation) on investments                       (152)           23
    Decrease in restricted cash                             63             0
    Other                                                   63            41
                                                       --------      --------
Net cash provided by (used in) operating activites         $59           $(2)
                                                       --------      --------

Cash flows from investing activities:
    Proceeds from disposal of assets                         0            15
    Collection of notes receivable                         274            12
    Maturing U.S. Government securities                    169           170
    Acquisition of U.S. Government securities             (121)         (168)
    Addition to property and equipment                      (1)          (24)
    (Purchase) Sale of other assets                       (180)          171
                                                       --------      --------
Net cash provided by investing activities                 $141          $176
                                                       --------      --------

Cash flows from financing activities:
    Treasury stock sales and purchases                       0             9
    Decrease in long term debt                              (9)           (8)
    Unclaimed dividends                                      0             2
                                                       --------      --------
Net cash provided by (used in) financing activities        $(9)           $3
                                                       --------      --------

Net increase in cash and cash equivalents                  191           177
Cash and cash equivalents:
    Beginning of period                                    148           111
                                                       --------      --------
    End of period                                         $339          $288
                                                       ========      ========


The accompanying notes are an integral part of these financial statements.

                           ALASKA NORTHWEST PROPERTIES INC.
                            NOTES TO FINANCIAL STATEMENTS

1. The 1995 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the operating
results for the interim periods reported.   The results of operations for the
three months ended March 31, 1996 and 1995, are not necessarily indicative of the results of operations for the entire year. The financial statements for the three months ended March 31, 1996 and 1995, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. Certain reclassification's have been made to prior year's financial statements to conform to the current format.

2. The Company reached an agreement with a debtor on an allocation of insurance proceeds totaling $337,667, received when one of three apartment buildings, securing a 9% note receivable, was destroyed in a fire in Fairbanks, Alaska.
The debtor received an initial insurance disbursement of $50,000 and applied half of the proceeds to the mortgage, as required by the Company, in an agreement dated September 8, 1995. Under the agreement dated February 23, 1996, the debtor applied $262,667 to the mortgage on the note receivable, while retaining the remaining $75,000 for improvements to the remaining collateral.
As a result of continued additional investment on the part of the debtor, to whom the Company sold the property in 1993, the Company recognized a real estate gain of $260,731, including $13,290 in deferred interest income in the first quarter, under the full accrual method of accounting for real estate sales in accordance with FAS 66.

3. The Company's futures and futures options contracts are relatively short-term, generally 6 months to less than 2 years. At March 31, 1996, notional (or contract) amounts of unsettled futures and futures options contracts approximated $950,000 and $1.3 million, relating to precious metals and stock index derivatives, respectively. The notional amounts do not represent amounts exchanged, and thus, are not a measure of the Company's exposure through its use of such financial instruments. The Company realized a loss of approximately $201,000 from the termination of futures and futures options contracts for the first quarter of 1996, compared to a realized loss of approximately $17,000 for the same period in 1995. At March 31, 1996, an increase in the unrealized appreciation on investments, primarily futures and futures options, was approximately $152,000, compared to an increase in the
unrealized depreciation of approximately $23,000 at March 31, 1995.   The
liability for unsettled futures and options contracts approximated $73,000 and $203,000 at March 31, 1996, and December 31, 1995, respectively.

4. Earnings per share are computed using the weighted-average number of common shares outstanding.