Form 10-Q
period 1996-06-30
ALASKA NORTHWEST PROPERTIES INC
filed 1996-08-13
CIK 313809

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  ______________

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                   _____________


  For the quarter ended June 30, 1996.          Commission File Number 0-9231



                        ALASKA NORTHWEST PROPERTIES INC.
             (Exact name of registrant as specified in its charter)



  ALASKA                                                          92-0035034
(State or other jurisdiction of                              I.R.S. Employer
incorporation or organization)                              Identification No.)



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

The company had 29,675 common shares, par value $1.00, outstanding at June 30, 1996.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the following Alaska Northwest Properties Inc.(ANPI) unaudited financial statements: (1) Balance sheet as of June 30, 1996 and December 31, 1995; (2) Statements of operations for the three months ended June 30, 1996 and 1995; (3) Statements of operations for the six months ended June 30, 1996 and 1995; (4) Statements of shareholders' equity for the six months ended June 30, 1996; and (5) Statements of cash flows for the six months ended June 30, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

In the second quarter of 1996, payments commenced under a mortgage reduction agreement reached in the first quarter on a 9% note receivable, as discussed below. To date, all payment have been received in a timely manner.

In the first quarter, the Company reached an agreement with a debtor on an allocation of insurance proceeds totaling $337,667, received when one of three apartment buildings, securing a 9% note receivable, was destroyed in a fire in Fairbanks, Alaska. Under an agreement dated February 23, 1996, the debtor applied $262,667 to the mortgage on the note receivable, while retaining the remaining $75,000 for improvements to the remaining collateral. In addition, the Company agreed to release the portion of the collateral that was damaged to the debtor and reduce the related monthly payment from $5,800 to $3,365. During 1995, the debtor received an initial insurance disbursement of $50,000 and applied half of the proceeds to the mortgage, as required by the Company. As a result of continued additional investment on the part of the debtor, to whom the Company sold the property in 1993, the Company recognized the remaining deferred gain of $260,731, under the full accrual method of accounting for real estate sales in accordance with FAS 66.
 Also in the first quarter, the Company decided that it was not in its best interest to disburse dividends in 1996.

RESULTS OF OPERATIONS

For the quarter ended June 30, 1996, a net loss of $180,921 was recognized by the Company, as compared to a net loss of $176,219 for the same period in 1995. There were no real estate sales in the second quarter of 1996 and 1995, respectively.

For the three months ended June 30, 1996, total revenues, including interest income from notes and securities, remained consistent with the same period of 1995. However, the slight difference is a result of timing differences on certain payments received between the first and second quarters of 1996 and 1995, respectively. Cost and Expenses for the quarter ended June 30, 1996, including interest expense, decreased approximately $35,000 compared with the same quarter in 1995. This is primarily due to a decrease in depreciation and personnel expenses.

LIQUIDITY AND CAPITAL RESOURCES

Management anticipates that the current level of available liquidity is adequate to satisfy its known future working capital and capital expenditure requirements. The Company has no commitments other than normal operating costs which would require the use of capital resources. The Company met its liquidity requirements from investing, financing, and operating activities as of June 30, 1996, as outlined below:

OPERATIONS: As presented in more detail in the accompanying statement of cash flows, approximated cash used in operating activities was $27,000. The Company has incurred a net loss of $65,000 in 1996, which included non-cash charges for depreciation of $50,000, realized and unrealized investment losses of $178,000 and non-cash gain recognition on real estate sales of $260,000.

INVESTING: Net cash provided by investing activities have totaled $52,000. Cash was paid from the purchase and sale of other assets in the amount of $170,000, which includes the net difference in the purchase and sale of futures and futures options contracts. Other uses of investment cash include $73,000 from the purchase of Government Securities, net of maturities.


PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) No exhibits have been filed herewith.
     (b) No Form 8-K reports were filed during the second quarter of 1996.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ALASKA NORTHWEST PROPERTIES INC.
                                  (REGISTRANT)

Date: August 12, 1996              /s/ Michael W. Shimasaki
                                   ------------------------
                                   Michael W. Shimasaki
                                   President and Treasurer, Director and
                                   Principal Financial Officer

ALASKA NORTHWEST PROPERTIES INC.
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except # of shares)


ASSETS                                                  6/30/96        12/31/95
- -------------------------------------------------------------------------------

OPERATING PROPERTY AND EQUIPMENT, at cost:
  Land and land improvements                           $    393       $    393
  Buildings                                               1,318          1,318
  Furniture, fixtures and equipment                         197            195
  Leasehold costs and other                                 218            218
                                                       --------       --------
                                                          2,126          2,124
Less accumulated depreciation and amortization           (1,346)        (1,311)
                                                       --------       --------
                                                            780            813

LAND HELD FOR INVESTMENT, at cost
    (net of accumulated depreciation of $539
      and $523, respectively)                             6,999          7,015
NOTES RECEIVABLE (net of deferred
      gain of $0 and $247, respectively)                  1,320          1,368
CASH AND CASH EQUIVALENTS                                   259            148
RESTRICTED CASH                                              76             88
U.S. GOVERNMENT SECURITIES, at cost                         290            218
OTHER ASSETS                                                100            104
                                                       --------       --------

TOTAL ASSETS                                           $  9,824       $  9,754
                                                       ========       ========


LIABILITIES AND SHAREHOLDERS' EQUITY
- -------------------------------------------------------------------------------

NOTES PAYABLE                                                86            112
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                     98             58
LIABILITY FOR UNSETTLED FUTURES AND
  OPTIONS CONTRACTS                                         212            203
                                                       --------       --------

TOTAL LIABILITIES                                           396            373

SHAREHOLDERS' EQUITY:
    Common stock $1.00 par value, authorized
        50,000 shares, issued 47,641                        476            476
    Capital in excess of par value                       14,756         14,756
    Treasury stock, at cost
      (1996 - 17,966; 1995 - 18,554 shares)              (4,893)        (5,005)
    Retained deficit                                       (911)          (846)
                                                       --------       --------

TOTAL SHAREHOLDERS' EQUITY                                9,428           9,381
                                                       --------       --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $   9,824       $   9,754
                                                       ========        ========

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995



(amounts in thousands except # of shares and per share data)     1996    1995
                                                               -------  ------
REVENUES
  Interest Income                                                  $32     $28
  Building and Land Rents                                           52      58
  Other Income                                                       2       1
                                                               -------  ------
                                                                    86      87

EXPENSES
  Operating Expenses                                                79      92
  General & Adminstrative Expenses                                  58      80
  Interest Expense                                                   1       1
                                                               -------  ------
                                                                   138     173

OTHER INCOME (EXPENSE)
  Gain on sale of real estate                                        0      25
  Gain (loss) on sale of investments                               (62)      5
  Decrease in unrealized depreciation
    on investments                                                 (67)   (120)
                                                               -------  ------
                                                                  (129)    (90)
                                                               -------  ------
NET LOSS                                                         $(181)  $(176)
                                                               =======  ======

AVERAGE SHARES OUTSTANDING                                      29,381  29,092
                                                               =======  ======

NET LOSS PER COMMON SHARE:                                      $(6.16) $(6.05)
                                                               =======  ======

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


(amounts in thousands except # of shares and per share data)     1996     1995
                                                               -------   ------
REVENUES
  Interest Income                                                  $53      $51
  Building and Land Rents                                           95      106
  Other Income                                                       2        5
                                                               -------  -------
                                                                   150      162

EXPENSES
  Operating Expenses                                               167      188
  General & Adminstrative Expenses                                 128      139
  Interest Expense                                                   2        3
                                                               -------  -------
                                                                   297      330

OTHER INCOME (EXPENSE)
  Gain on sale of real estate                                      260       42
  Loss on sale of investments                                     (263)     (12)
  Increase (decrease) in unrealized appreciation
    (depreciation) on investments                                   85     (144)
                                                               -------   -------
                                                                    82     (114)
                                                               -------   -------

LOSS FROM OPERATIONS BEFORE INCOME TAXES                           (65)    (282)

PROVISION FOR INCOME TAXES                                           0        0
                                                               -------  -------

NET LOSS                                                          $(65)   $(282)
                                                               =======  =======

AVERAGE SHARES OUTSTANDING                                      29,381   29,092

NET LOSS PER COMMON SHARE:                                      $(2.21)  $(9.69)
                                                               =======  =======


The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996



                                 Common Stock
                        -----------------------------------
                                     Capital in
                       $1.00 Par      Excess of       Treasury      Retained
(amounts in thousands)   Value     Par Value Stock     Deficit
- ---------------------  ---------   ---------------   ----------    ----------

BALANCES AT
DECEMBER 31, 1995          $476          $14,756        $(5,005)        $(846)

Net loss                                                                  (65)
Treasury shares:
   Purchased                                                 (2)
   Sold                                                     114
                       ---------   ---------------   ----------     ---------

BALANCES AT
JUNE 30, 1996              $476          $14,756        $(4,893)        $(911)
                       ========    ===============   ==========     =========


The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


(amounts in thousands)                        Net increase (decrease) in cash
                                                    1996            1995
                                              ---------------   -------------
Cash flows from operating activites:
Net loss                                                 $(65)          $(282)
Adjustments to reconcile net loss to cash
 used in operating activities:
    Depreciation and amortization                          50              75
    Gain on sale of real estate                          (260)            (42)
    Loss on sale of investments                           263              12
    Increase (decrease) in unrealized depreciation
      (appreciation) on investments                       (85)            144
    Increase in accounts payable                           40              23
    Other                                                  30              30
                                                    ---------       ---------
Net cash used in operating activites                     $(27)           $(40)
                                                    ---------       ---------
Cash flows from investing activities:
    Proceeds from disposal of assets                        0              15
    Collection of notes receivable                        296              44
    Maturing U.S. Government securities                   218             170
    Acquisition of U.S. Government securities            (291)           (217)
    Addition to property and equipment                     (1)            (43)
    Sale of land held for investment                        0              36
    (Purchase) Sale of other assets                      (170)            161
                                                    ---------       ---------
Net cash provided by investing activities                 $52            $166
                                                    ---------       ---------
Cash flows from financing activities:
    Treasury stock sales and purchases                    111              43
    Decrease in long term debt                            (25)            (30)
    Unclaimed dividends                                     0               2
Net cash provided by financing activities                 $86             $15
                                                    ---------       ---------
Net increase in cash and cash equivalents                 111             141
Cash and cash equivalents:
    Beginning of period                                   148             111
                                                    ---------       ---------
    End of period                                        $259            $252
                                                    =========       =========



The accompanying notes are an integral part of these financial statements.

                       ALASKA NORTHWEST PROPERTIES INC.
                        NOTES TO FINANCIAL STATEMENTS

1. The 1995 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present fairly the
operating results for the interim periods reported.   The results of
operations for the three months ended June 30, 1996 and 1995, are not necessarily indicative of the results of operations for the entire year. The financial statements for the three months ended June 30, 1996 and 1995, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. Certain reclassification's have been made to prior year's financial statements to conform to the current format.

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

3. The Company's futures and futures options contracts are relatively short-term, generally 6 months to less than 2 years. At June 30, 1996, notional (or contract) amounts of unsettled futures and futures options contracts approximated $950,000 and $1,000,000, relating to precious metals and stock index derivatives, respectively. The notional amounts do not represent amounts exchanged, and thus, are not a measure of the Company's exposure through its use of such financial instruments. The Company realized a loss of approximately $62,000 from the termination of futures and futures options contracts for the second quarters of 1996, compared to a realized gain of approximately $5,000 for the same period in 1995. At June 30, 1996, an increase in the unrealized appreciation on investments, primarily futures and futures options, was approximately $85,000, compared to an increase in
the unrealized depreciation of approximately $144,000 at June 30, 1995.   The
liability for unsettled futures and options contracts approximated $212,000 and $203,000 at June 30, 1996, and December 31, 1995, respectively.

4. Earnings per share are computed using the weighted-average number of common shares outstanding.