Form 10-Q
period 1996-09-30
ALASKA NORTHWEST PROPERTIES INC
filed 1996-11-12
CIK 313809

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  _____________

                                    FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                                  ____________


For the quarter ended September 30, 1996.     Commission File Number 0-9231



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

The company had 29,668 common shares, par value $1.00, outstanding at September 30, 1996.

______________________________________________________________________________

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Attached are the following Alaska Northwest Properties Inc.(ANPI) unaudited financial statements: (1) Balance sheet as of September 30, 1996 and December 31, 1995; (2) Statements of operations for the three months ended September 30, 1996 and 1995; (3) Statements of operations for the nine months ended September 30, 1996 and 1995; (4) Statements of shareholders' equity for the nine months ended September 30, 1996; and (5) Statements of cash flows for the nine months ended September 30, 1996 and 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FINANCIAL CONDITION

In the third quarter of 1996, the State of Alaska Department of Transportation (DOT) began construction on a highway improvement project adjacent to the Company's largest commercial property in Fairbanks, Alaska. Eventually, this project should enhance the value of the Company's property by allowing direct access from the highway. In the fourth quarter of 1995, the DOT purchased a 14,000 square foot parcel from the Company for an additional right-of-way.

During the second quarter, payments commenced under a mortgage reduction agreement reached in the first quarter on a 9% note receivable, as discussed below. To date, all payment have been received in a timely manner.

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

RESULTS OF OPERATIONS

For the quarter ended September 30, 1996, a net loss of $63,000 was recognized by the Company, as compared to a net loss of $96,000 for the same period in 1995. There were no real estate sales in the third quarter of 1996 and 1995, respectively.

For the three months ended September 30, 1996, total revenues increased approximately $34,000 from same period of the previous year, primarily due to an increase in interest income from notes and securities. Cost and Expenses for the quarter ended September 30, 1996, including interest expense, remained relatively consistent compared with the same quarter in 1995. A slight difference of $9,000 reflects a decrease in depreciation and personnel expenses.

LIQUIDITY AND CAPITAL RESOURCES

Management anticipates that the current level of available liquidity is adequate to satisfy its known future working capital and capital expenditure requirements. The Company has no commitments other than normal operating costs which would require the use of capital resources. The Company met its liquidity requirements from investing, financing, and operating activities as of September 30, 1996, as outlined below:

OPERATIONS: As presented in more detail in the accompanying statement of cash flows, approximated cash used in operating activities was $68,000. The Company has incurred a net loss of $128,000 in 1996, which included non-cash charges for depreciation of $74,000, realized and unrealized investment losses of $235,000 and non-cash gain recognition on real estate sales of $260,000.

INVESTING: Net cash provided by investing activities have totaled $39,000. Cash was paid from the purchase and sale of other assets in the amount of $100,000, which includes the net difference in the purchase and sale of futures and futures options contracts. Other uses of investment cash include $146,000 from the purchase of Government Securities, net of maturities.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) No exhibits have been filed herewith.
     (b) No Form 8-K reports were filed during the third quarter of 1996.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         ALASKA NORTHWEST PROPERTIES INC.
                                   (REGISTRANT)

Date: November 12, 1996            /s/ Michael W. Shimasaki
                                   -------------------------------------
                                   Michael W. Shimasaki
                                   President and Treasurer, Director and
                                   Principal Financial Officer

ALASKA NORTHWEST PROPERTIES INC.
BALANCE SHEETS (UNAUDITED)
(amounts in thousands except # of shares)

  ASSETS                                           9/30/96        12/31/95
--------------------------------------------------------------------------

OPERATING PROPERTY AND EQUIPMENT, at cost:
  Land and land improvements                        $  393          $  393
  Buildings                                          1,318           1,318
  Furniture, fixtures and equipment                    234             195
  Leasehold costs and other                            218             218
                                                   -------         -------
                                                     2,163           2,124
Less accumulated depreciation and amortization      (1,365)         (1,311)
                                                   -------         -------
                                                       798             813

LAND HELD FOR INVESTMENT, at cost
    (net of accumulated depreciation of $543
      and $523, respectively)                        6,995           7,015
NOTES RECEIVABLE (net of deferred
      gain of $0 and $247, respectively)             1,292           1,368
CASH AND CASH EQUIVALENTS                              183             148
RESTRICTED CASH                                        130              88
U.S. GOVERNMENT SECURITIES, at cost                    364             218
OTHER ASSETS                                           100             104
                                                   -------         -------
TOTAL ASSETS                                       $ 9,862         $ 9,754
                                                   -------         -------
                                                   -------         -------


 LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------
NOTES PAYABLE                                           66             112
ACCOUNTS PAYABLE AND ACCRUED LIABILITIES                94              58
LIABILITY FOR UNSETTLED FUTURES AND
  OPTIONS CONTRACTS                                    338             203
                                                    ------          ------
TOTAL LIABILITIES                                      498             373

SHAREHOLDERS' EQUITY:
    Common stock $1.00 par value, authorized
        50,000 shares, issued 47,641                   476             476
    Capital in excess of par value                  14,756          14,756
    Treasury stock, at cost
      (1996 - 17,973; 1995 - 18,554 shares)         (4,895)         (5,005)
    Retained deficit                                  (973)           (846)
                                                   -------         -------
TOTAL SHAREHOLDERS' EQUITY                           9,364           9,381
                                                   -------         -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 9,862         $ 9,754
                                                   -------         -------
                                                   -------         -------

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

(amounts in thousands except # of shares and per share data)

                                                  1996           1995
                                                 ------         ------

REVENUES
  Interest Income                                   $34           $18
  Building and Land Rents                            95            77
  Other Income                                        1             1
                                                 ------         -----
                                                    130            96

EXPENSES
  Operating Expenses                                 83            91
  General & Adminstrative Expenses                   52            53
  Interest Expense                                    1             1
                                                  -----         -----
                                                    136           145

OTHER INCOME (EXPENSE)
  Gain on sale of real estate                         0             5
  Gain (loss) on sale of investments                 12          (117)
  Increase (Decrease) in unrealized appreciation
    (depreciation) on investments                  (69)            65
                                                ------         ------
                                                   (57)           (47)
                                                ------         ------
NET LOSS                                          $(63)          $(96)
                                                ------         ------
                                                ------         ------

AVERAGE SHARES OUTSTANDING                      29,379         29,088
                                                ------         ------
                                                ------         ------

NET LOSS PER COMMON SHARE:                      $(2.14)        $(3.30)
                                                ------         ------
                                                ------         ------


The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

(amounts in thousands except # of shares and per share data)

                                                        1996        1995
                                                       ------      ------
REVENUES
  Interest Income                                         $86        $69
  Building and Land Rents                                 191        183
  Other Income                                              3          6
                                                        -----      -----
                                                          280        258

EXPENSES
  Operating Expenses                                      245        279
  General & Adminstrative Expense                         185        192
  Interest Expense                                          3          4
                                                        -----      -----
                                                          433        475

OTHER INCOME (EXPENSE)
  Gain on sale of real estate                             260         46
  Loss on sale of investments                            (251)       (115)
  Increase (decrease) in unrealized appreciation
    (depreciation) on investments                          16        (92)
                                                        -----      -----
                                                           25       (161)
                                                        -----      -----
LOSS FROM OPERATIONS BEFORE INCOME TAXES                 (128)      (378)

PROVISION FOR INCOME TAXES                                  0          0
                                                        -----      -----
NET LOSS                                                $(128)     $(378)
                                                        -----      -----
                                                        -----      -----

AVERAGE SHARES OUTSTANDING                             29,379     29,088

NET LOSS PER COMMON SHARE:                             $(4.36)   $(13.00)
                                                       ------    -------
                                                       ------    -------

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996


                                         Common Stock
                            ----------------------------------
                                                                 Capital in
                            $1.00 Par    Excess of    Treasury    Retained
(amounts in thousands)        Value      Par Value     Stock       Deficit
----------------------      ---------    ---------    --------   -----------
BALANCES AT
DECEMBER 31, 1995             $476        $14,756     $(5,005)      $(846)

Net loss                                                             (127)
Treasury shares:
   Purchased                                               (2)
   Sold                                                   112
                             -----       -------     --------       -----

BALANCES AT
SEPTEMBER 30, 1996            $476        $14,756     $(4,895)      $(973)
                             -----       -------     --------       -----
                             -----       -------     --------       -----

The accompanying notes are an integral part of these financial statements.

ALASKA NORTHWEST PROPERTIES INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
(amounts in thousands)
                                                        Net increase (decrease)
                                                                  in cash

                                                            1996         1995
                                                           ------       ------
Cash flows from operating activites:
Net loss                                                   $(128)       $(378)
Adjustments to reconcile net loss to cash
 used in operating activities:
    Depreciation and amortization                              74         108
    Gain on sale of real estate                             (260)         (46)
    Loss on sale of investments                               251         115
    Increase (decrease) in unrealized depreciation
      (appreciation) on investments                          (16)          92
    Increase in accounts payable                               36          12
    Other                                                    (25)          30
                                                           -----        -----
Net cash used in operating activites                        $(68)        $(67)
                                                           -----        -----

Cash flows from investing activities:
    Proceeds from disposal of assets                           0           15
    Collection of notes receivable                           323           86
    Maturing U.S. Government securities                      315          316
    Acquisition of U.S. Government securities               (461)        (363)
    Addition to property and equipment                       (38)         (44)
    Sale of land held for investment                           0           36
    (Purchase) Sale of other assets                         (100)          45
                                                           -----        -----
Net cash provided by investing activities                    $39          $91
                                                           -----        -----

Cash flows from financing activities:
    Treasury stock sales and purchases                       109           42
    Decrease in long term debt                               (45)         (36)
    Unclaimed dividends                                        0            2
                                                           -----        -----
Net cash provided by financing activities                    $64           $8
                                                           -----        -----

Net increase in cash and cash equivalents                     35           32
Cash and cash equivalents:
    Beginning of period                                      148          111
                                                           -----        -----
    End of period                                           $183         $143
                                                           -----        -----
                                                           -----        -----

The accompanying notes are an integral part of these financial statements.

                           ALASKA NORTHWEST PROPERTIES INC.
                            NOTES TO FINANCIAL STATEMENTS

1. The 1995 Annual Report on Form 10-K of the Company includes a summary of significant accounting policies and should be read in conjunction with this Form 10-Q. The financial statements presented herein include all adjustments which are, in the opinion of management, necessary to present
fairly the operating results for the interim periods reported.   The results
of operations for the three months ended September 30, 1996 and 1995, are not necessarily indicative of the results of operations for the entire year.
 The financial statements for the three months ended September 30, 1996 and 1995, are unaudited, condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of annual financial statements. Certain reclassification's have been made to prior year's financial statements to conform to the current format.

2. The Company reached an agreement with a debtor on an allocation of insurance proceeds totaling $337,667, received when one of three apartment buildings, securing a 9% note receivable, was destroyed in a fire in Fairbanks, Alaska. The debtor received an initial insurance disbursement of $50,000 and applied half of the proceeds to the mortgage, as required by the Company, in an agreement dated September 8, 1995. Under the agreement dated February 23, 1996, the debtor applied $262,667 to the mortgage on the note receivable, while retaining the remaining $75,000 for improvements to the remaining collateral. As a result of continued additional investment on the part of the debtor, to whom the Company sold the property in 1993, the Company recognized a real estate gain of $260,731, including $13,290 in deferred interest income in the first quarter, under the full accrual method of accounting for real estate sales in accordance with FAS 66. During the second quarter, payments commenced under a mortgage reduction agreement and have been received in a timely manner.

3. The Company's futures and futures options contracts are relatively short-term, generally 6 months to less than 2 years. At September 30, 1996, notional (or contract) amounts of unsettled futures and futures options contracts approximated $900,000 and $700,000, relating to precious metals and stock index derivatives, respectively. The notional amounts do not represent amounts exchanged, and thus, are not a measure of the Company's exposure through its use of such financial instruments. The Company realized a gain of approximately $12,000 from the termination of futures and futures options contracts for the third quarter of 1996, compared to a realized loss of approximately $117,000 for the same period in 1995. At September 30, 1996, an increase in the unrealized appreciation on investments, primarily futures and futures options, was approximately $16,000, compared to an increase in the unrealized depreciation of
approximately $92,000 at September 30, 1995.   The liability for unsettled
futures and options contracts approximated $338,000 and $203,000 at September 30, 1996, and December 31, 1995, respectively.

4. Earnings per share are computed using the weighted-average number of common shares outstanding.